Form 10QSB
period 2007-01-31
PHOTOMATICA, INC.
filed 2007-03-12
CIK 1378866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2007

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


      For the transition period from ________________ to __________________


                        Commission File Number 333-138684


                                PHOTOMATICA, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


              Nevada                                 20-4412118
     ________________________           ____________________________________
     (State of Incorporation)           (I.R.S. Employer Identification No.)


                             112 North Currie Street
                         Carson City, Nevada, 89703-4934
               ___________________________________________________
               (Address of Principal Executive Offices) (Zip Code)


                                 (775) 321-8243
              ____________________________________________________
              (Registrant's telephone number, including area code)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2007, the registrant had 10,300,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                              INDEX


                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED                                     3

Interim Balance Sheets as of January 31, 2007 and April 30, 2006             4

Interim Statements of Operations for the three month period
ending January 31, 2007, the nine month period ending
January 31, 2007 and the period from inception
(February 22, 2007) to January 31, 2007                                      5

Interim Statements of Cash Flows for the nine month period
ending January 31, 2007 and the period from inception
(February 22, 2006) to January 31, 2007                                      6

Notes to Interim Financial Statements January 31, 2007                       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            8

ITEM 3. CONTROLS AND PROCEDURES                                             10

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                   11

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 11

ITEM 5. OTHER INFORMATION                                                   11

ITEM 6. EXHIBITS                                                            11

SIGNATURES                                                                  12

                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                JANUARY 31, 2007

                                   (UNAUDITED)




















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS



                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                                           January 31, 2007       April 30, 2006
                                                                             (Unaudited)
________________________________________________________________________________________________________________
                                     ASSETS

CURRENT ASSETS
      Cash                                                                     $  9,101               $     -
      Prepaid expense                                                                89
________________________________________________________________________________________________________________
                                                                                  9,190
================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Due to related party (Note 3)                                            $      -               $ 1,379
       Accounts payable and accrued liabilities                                   3,000                     -
________________________________________________________________________________________________________________
                                                                                  3,000                 1,379
=============================================================================================================

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 2)
     Authorized
      75,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      10,200,000 shares of common stock (April 30, 2006 - 7,000,000)             10,200                 7,000
   Additional paid-in capital                                                    12,800                     -
     Share subscriptions receivable                                                   -                (7,000)
   Deficit accumulated during the development stage                                                    (1,379)
                                                                                (16,810)
________________________________________________________________________________________________________________
                                                                                  6,190                (1,379)
________________________________________________________________________________________________________________
                                                                               $  9,910               $     -
================================================================================================================


   The accompanying notes are an integral part of these financial statements.




                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                 Cumulative from
                                                                                    inception
                                             Three months      Nine months        February 22,
                                                ended             ended          2006 (inception)
                                             January 31,       January 31,        to January 31,
                                                 2007              2007                2007
_________________________________________________________________________________________________

EXPENSES

   Office and general                         $    1,938       $    2,571           $  3,950
   Professional fees                               5,860           12,860             12,860
_________________________________________________________________________________________________
NET LOSS                                      $   (7,798)      $  (15,431)          $(16,810)
=================================================================================================


BASIC AND DILUTED LOSS PER SHARE              $     0.00       $     0.00
=================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED         8,561,224        5,432,836
=================================================================================================


   The accompanying notes are an integral part of these financial statements.




                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                            Cumulative results
                                                                              from inception
                                                                            (February 22, 2006)
                                                                               to January 31,
                                                    Nine months ended              2007
                                                    January 31, 2007
______________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(15,431)                $(16,810)
  Changes in operating assets and liabilities
      Amounts due to related party                        (1,379)                       -
      Pre-paid Expenses                                      (89)                     (89)
     Accounts payable and accrued liabilities              3,000                    3,000
______________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                    (13,899)                 (13,899)
______________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                  23,000                   23,000
______________________________________________________________________________________________

NET INCREASE IN CASH                                       9,101                    9,101

CASH, BEGINNING                                                -                        -
______________________________________________________________________________________________
CASH, ENDING                                            $  9,101                 $  9,101
==============================================================================================

Supplemental cash flow information:
Cash paid for:
  Interest                                              $      -                 $      -
==============================================================================================

  Income taxes                                          $      -                 $      -
==============================================================================================


   The accompanying notes are an integral part of these financial statements.


                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                                JANUARY 31, 2007
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Photomatica, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $16,810. The Company was incorporated on February 22, 2006 in the State of Nevada. The fiscal year end of the Company is April 30. The Company was organized to enter into the stock photographic image sales industry. Photomatica anticipates that it will generate revenues in the form of sales commissions from its contributing photographers.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing founders' shares and entering into a private placement offering for 4,000,000 shares at $0.005 per share. As of January 31, 2007, the Company had issued 7,000,000 founders shares at $0.001 per share for proceeds of $7,000 and 3,200,000 shares at $0.005 per share for proceeds of $16,000, which has been received by the Company.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2006 included in the Company's Registration Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

NOTE 2 - CAPITAL STOCK
________________________________________________________________________________

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share.

As of January 31, 2007, the sole director had purchased 7,000,000 shares of the common stock in the Company at $0.001 per share with proceeds to the Company totalling $7,000.

PRIVATE PLACEMENT
On March 6, 2006, the Company authorized a private placement offering of up to 4,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $20,000. During the six months ended January 31, 2007, the Company issued 3,200,000 shares at $0.005 per share and received $16,000 from the sale of its private placement stock.

NOTE 3 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of January 31, 2007, the Company repaid the advances from a director, owing at April 30, 2006 in the amount of $1,379 to pay for incorporation costs. The amount due to the related party was unsecured, non-interest bearing and had no set terms of repayment.

NOTE 4 - INCOME TAXES
________________________________________________________________________________

As of January 31, 2007, the Company had net operating loss carry forwards of approximately $16,810 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.


ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Photomatica, Inc. ("Photomatica," "the company," or "we,") is a development stage company incorporated on February 22, 2006 to enter into the stock photographic image sales industry with proprietary online digital image transaction software. The company has created a website branded "Photomatica" (www.photomatica.com) where digital image transaction software will be available for use by photographers and potential customers. The company intends to provide low cost, original photographic content to both low end and high end users of stock photographic images, such as newsletter and magazine publishers and website designers.

The Company did not generate any revenue during the quarter ended January 31, 2007.

Total expenses for the three months ending January 31, 2007 were $7,798 resulting in an operating loss for the period of $7,798. Basic net loss per share amounted to $0 for the three months ending January 31, 2007. The operating loss for the period is a result of accounting and legal and other fees relating to the preparation of Securities and Exchange Commission filings plus office and general expenses.

Office and general expenses for the three months ending January 31, 2007 were $1,938. The office and general expenses relate to the costs of preparing SEC filings and purchasing office supplies and maintaining office operations.

Professional Fees for the Quarter ending January 31, 2007 were $5,860. This expense was for the engaged review of the company's financial statements.

Accounts payable for the period ending January 31, 2007 are nil.

Net cash provided through financing for the three months ending January 31, 2007 was nil.

On January 25, 2007 the Company filed a registration form SB-2 with the SEC. The form SB-2 was deemed effective as of January 31, 2007 at 3:15 PM.

Plan of Operation

The Company anticipates that its current cash and cash equivalents and cash generated from operations, if any, will not be sufficient to satisfy its liquidity requirements for at least the next 12 months. The Company will require additional funds prior to such time and will seek to sell additional capital through private equity placements or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its business plan, which could harm its business, financial condition and operating results. In addition, the Company may require additional funds in order to accomplish a more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favourable terms, if at all.

During the next twelve months the Company plans to continue to define its business plan, create its website store and acquire and make available a portfolio of images for distribution. The company will also determine what staffing and technology resources it will require to maintain and grow its business.

From inception the company's business operations have been primarily focused on preparing it's registration statement and developing its business model and marketing strategy. The company has also been engaged in determining how it can identify and solicit photographers that may be interested in posting their images with Photomatica, refining its marketing strategy and determining when to implement that strategy.

Our initial plan is to start the staged procurement of online image processing and e-commerce transaction software. During the first stage of our software procurement, the company expects to contract with programmer's to develop free share ware applications that will enable our photographers to catalogue their own work and upload it to their own websites. Concurrently with this activity we will be sourcing an image upload and cataloguing system. The Company expects that it will spend approximately $8,000 on this activity.

When the upload and cataloguing functions are functional we plan to begin marketing our service to professional photographers and inviting them to join the new system. We will also encourage amateur photographers to join the system and add their cataloged images to the network as well. In order to market our services to both the professional and amateur photographer community we plan to place advertisements in photo magazines and attend various photographic trade shows to make direct contact with potential customers. We intend to also direct marketing efforts toward the users of digital images as well. We plan to advertise in magazines, journals and business publications and other media that cater to the public relations and advertising industries. We anticipate that the total cost of marketing and advertising will be $30,000.

As the number of users expands we will continue to enhance the Client, Transaction and Administration modules and add other functionality. We expect that we will have the complete system operable within 12 months.

Off Balance Sheet Arrangements.

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations has been estimated at $38,000 over the next twelve months and the cost of maintaining its reporting status is estimated to be $12,000 over the same period. The officer and director, Mr. Kardos has undertaken to provide the Company with initial operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.


ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS


31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           PHOTOMATICA, INC.



                           By: /s/ ALAIN KARDOS
                           _____________________________________________________
                                   Alain Kardos
                                   President, Secretary Treasurer,
                                   Principal Executive Officer,
                                   Principal Financial Officer and sole Director



Dated:  March 12, 2007