Form 10KSB
period 2007-04-30
PHOTOMATICA, INC.
filed 2007-07-19
CIK 1378866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the fiscal year ended April 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the transition period from ____________ to ________________


                        Commission File Number: 000-52638


                                PHOTOMATICA, INC.
                 ______________________________________________
                 (Name of small business issuer in its charter)


             Nevada                                              20-4412118
_________________________________                            ___________________
 (State of or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                            Identification No.)


        112 North Currie Street
            Carson City, NV                                             89703
________________________________________                              __________
(Address of principal executive offices)                              (Zip Code)


Issuers telephone number: (775) 321-8220


Securities registered under Section 12(b) of the Exchange Act: None


Securities registered under Section 12(g) of the Exchange Act: Common Stock
                                                             (Title of class)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

Issuer's revenues for most recent fiscal year -- Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent sale of the Company's common shares via a private placement offering of the common equity was $12,800 on August 16, 2006.

Indicate the number of shares outstanding of each of the issuer's classes of common shares at the latest practicable date. As of April 30, 2007 the registrant had 10,200,000 shares of common shares, $0.001 par value, issued and outstanding.

                                TABLE OF CONTENTS
                                                                            Page

Statement Regarding Forward-Looking Information

PART I
Item 1.   Description of Business                                             4
Item 2.   Description of Property                                             5
Item 3.   Legal Proceedings                                                   5
Item 4.   Submission of Matters to a Vote of Security Holders                 5

PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters                                                 5
Item 6.   Management's Discussion and Analysis or Plan of Operation           5
Item 7.   Financial Statements                                                7
               Balance Sheet                                                  9
               Statements of Operations                                      10
               Statements of Cash Flows                                      11
               Statements of Stockholders' Equity                            12
               Notes to Financial Statements                                 13
Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosures                               16
Item 8A.  Controls and Procedures                                            16
Item 8B.  Other information                                                  17

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons       17
Item 10.  Executive Compensation                                             18
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                         19
Item 12.  Certain Relationships and Related Transactions                     19
Item 13.  Exhibits                                                           20
Item 14.  Principal Accountant Fees and Services                             20

Signatures                                                                   21

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue" or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Photomatica, Inc. files annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filing by going to the Commission's website at http://www.sec.gov.

Please note that throughout this Annual Report, and unless otherwise noted, the words "we", "our", "us", the "Company" or "Photomatica" refer to Photomatica, Inc.


                                     PART I

Item 1.   Description of the Business.

BUSINESS DEVELOPMENT: Photomatica, Inc. was incorporated in the State of Nevada as a for-profit company on February 22, 2006. We are a development-stage company organized to enter into the stock photographic image sales industry through proprietary online digital image transaction software we intend to provide.

Since inception we have not been involved in any bankruptcy, receivership or similar proceeding nor have we been engaged in any material reclassification, merger, consolidation or purchase or sale of any of our assets not in the ordinary course of business.

BUSINESS OF ISSUER: The Company has created a website branded "Photomatica" (www.photomatica.com) where its digital image transaction software will be available for use by photographers and potential customers. We expect to provide low cost, original photographic content to both low end and high end users of stock photographic images such as newsletter and magazine publishers and website designers.

Unlike established stock image houses, we will not purchase large portfolios of stock images from a select group of established photographers. Instead, photographers affiliated with Photomatica will maintain ownership of their stock images. We will generate revenue by charging affiliate photographers a modest commission on the images they sell through our website. Photomatica's online transaction services will compete with traditional stock image agencies, by providing photographers, illustrators, graphic designers, animators, cinematographers and other visual artists with a low cost, online venue to sell their work to users of stock photographic images.

The Company is operated by its sole officer and director and does not have any employees.

Item 2.   Description of the Property.

The Company's principle address is Suite 112 North Currie Street, Carson City, Nevada, 89703. We rent shared office space. This property arrangement satisfies the current needs of the Company and will be adequate up to the point that we initiate operations.

Item 3.   Legal Proceedings.

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.   Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to the security holders for a vote.

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Shareholder
          Matters.

The Company's common shares are not currently listed on any exchange nor are its common shares quoted on any public medium. There can be no assurance that our common stock will ever be listed or quoted in the future or ever have a market develop for its common stock.

As of April 30, 2007, the Company had thirty-four (34) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

Item 6.   Management Discussion, Financial Condition or Plan of Operation.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal year ended April 30, 2007 we had $3,345 of cash. We anticipate that our current cash holdings and cash generated from operations will be insufficient to satisfy our liquidity requirements over the next 12 months. We will seek to obtain additional funds in order to obtain working capital that we will require to start the staged procurement of our online image processing and e-commerce transaction software.

During the next twelve months we plan to continue to define our business plan, create our website store and acquire and make available a portfolio of images for distribution. We will also determine what staffing and technology resources we will require in order to maintain and grow our business. We will be engaged as well in identifying and contacting photographers that may be interested in posting their images on our website

The first stage of our marketing strategy is software procurement. We expect to contract with programmers that will develop shareware applications that will enable our photographers to catalog their own work and upload it to their own websites. Overlapping this procurement stage we will be sourcing an image upload and cataloging system that will be required in advance of client functionality. We expect to spend approximately $8,000 on this activity.

As soon as the upload and cataloging functions are ready, the next stage will be to contact professional photographers and invite them to join and upload their images to this new system. In conjunction with this marketing initiative, we will also begin to proactively encourage amateur photographers to join the system and begin adding cataloged images to the database. To market our service to both the professional and amateur photographer community, we intend to place advertisements in photo magazines and attend various photographic trade show so as to make direct contact with our potential customers. We will also initiate a plan to market our photo catalogue to users through advertisements in trade magazines, journals and business publications that cater to the public relations and advertising industries. We anticipate that our total marketing costs will be $35,000.

As the number of users expand we will continue to add functionality to our online image processing system.

If our development and marketing efforts are successful, we will attempt to raise money through a private placement, public offering or loans in order to purchase additional digital capabilities and software.

If we are unable to complete any phase of our systems development or marketing efforts because we don't have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our software development plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations.

Management does not plan to hire employees at this time. Our sole officer and director will be responsible for the initial product sourcing. Once we building our Internet website, we will hire an independent consultant to build the site. We also intend to hire sales representatives initially on a commission only basis so as to keep administrative overhead to a minimum.

The Company does not expect the purchase or sale of any significant equipment and has no current material commitments, nor have we generated any revenue since inception.

We have no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangement

As of the date of this Form 10-KSB, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The cost to maintain the reporting status of the Company for the next twelve months has been estimated at $15,000. Our officer and director, Alain Kardos has indicated to the Company that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement.

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

Item 7.   Financial Statements.











                                Photomatica, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2007



















REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENTS OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Photomatica, Inc.

We have audited the accompanying balance sheets of Photomatica, Inc. (a development stage company) as of April 30, 2007 and 2006 and the related statements of operations, stockholders' deficit and cash flows for the years ended April 30, 2007 and 2006 and the period from February 22, 2006 (inception) through April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Photomatica, Inc. as of April 30, 2007 and 2006 and the results of its operations and its cash flows for the years ended April 30, 2007 and 2006 and for the period from February 22, 2007 (inception) through April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                           CHARTERED ACCOUNTANTS


Vancouver, Canada
June 10, 2007



                                PHOTOMATICA, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                           April 30, 2007       April 30, 2006
______________________________________________________________________________________________________________
                                     ASSETS

CURRENT ASSETS
   Cash                                                                      $   3,345             $      -
______________________________________________________________________________________________________________

                                                                             $   3,345             $      -
==============================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Due to related party (Note 5)                                             $       -             $  1,379
   Accounts payable and accrued liabilities                                     12,610                    -
______________________________________________________________________________________________________________

                                                                                12,610                1,379
______________________________________________________________________________________________________________

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 4)
     Authorized
      75,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      10,200,000 shares of common stock (April 30, 2006 - 7,000,000)            10,200                7,000
   Additional paid-in capital                                                   12,800                    -
   Share subscriptions receivable                                                    -               (7,000)
   Deficit accumulated during the development stage                            (32,265)              (1,379)
______________________________________________________________________________________________________________

                                                                                (9,265)              (1,379)
______________________________________________________________________________________________________________

                                                                             $   3,345             $      -
==============================================================================================================


   The accompanying notes are an integral part of these financial statements.




                                PHOTOMATICA, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                          Cumulative from
                                                                                       inception February 22,
                                               Year ended           Year ended          2006 (inception) to
                                             April 30, 2007       April 30, 2006           April 30, 2007
_____________________________________________________________________________________________________________

EXPENSES

   Office and general                          $    4,589           $    1,379               $   5,968
   Professional fees                               26,297                    -                  26,297
_____________________________________________________________________________________________________________

NET LOSS                                       $  (30,886)          $   (1,379)              $ (32,265)
=============================================================================================================


BASIC AND DILUTED LOSS PER SHARE               $     0.00           $     0.00
==============================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED          9,142,123            5,432,836
==============================================================================


   The accompanying notes are an integral part of these financial statements.





                                PHOTOMATICA, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                              Cumulative results from
                                                      Year ended           Year ended         inception (February 22,
                                                    April 30, 2007       April 30, 2006       2006) to April 30, 2007
_____________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $ (30,886)           $ (1,379)                 $ (32,265)
  Changes in operating assets and liabilities

  - Share subscription receivable                         7,000              (7,000)                         -
  - Amounts due to related party                         (1,379)              1,379                          -
  - Accounts payable and accrued liabilities             12,610                   -                     12,610
_____________________________________________________________________________________________________________________
NET CASH USED IN OPERATING ACTIVITIES                   (12,655)             (7,000)                   (19,655)
_____________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                 16,000               7,000                     23,000
_____________________________________________________________________________________________________________________

NET INCREASE IN CASH                                      3,345                   -                      3,345

CASH, BEGINNING                                               -                   -                          -
_____________________________________________________________________________________________________________________

CASH, ENDING                                          $   3,345            $      -                  $   3,345
=====================================================================================================================


Supplemental cash flow information:
Cash paid for:
  Interest                                            $       -            $      -                  $       -
=====================================================================================================================

  Income taxes                                        $       -            $      -                  $       -
=====================================================================================================================


   The accompanying notes are an integral part of these financial statements.






                                PHOTOMATICA, INC.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FEBRUARY 22, 2006 (Inception) TO APRIL 30, 2007

                                                                                                               Deficit
                                                                                                             Accumulated
                                                                           Additional         Share          During the
                                                                            Paid-in        Subscription      Development
                                                    Common Stock            Capital         Receivable          Stage        Total
                                                ___________________________________________________________________________________
                                                Number of
                                                 shares        Amount
___________________________________________________________________________________________________________________________________

Balance, February 22, 2006                              -     $     -       $      -         $     -          $       -    $      -

Common stock issued at $0.001 per share on
March 6, 2006                                   7,000,000       7,000              -          (7,000)                 -           -

Net loss                                                -           -              -               -             (1,379)     (1,379)
___________________________________________________________________________________________________________________________________

Balance, April 30, 2006                         7,000,000       7,000                         (7,000)            (1,379)     (1,379)

Proceeds received from share subscriptions
receivable                                              -           -              -           7,000                  -       7,000

Common stock issued at $0.005 per share
     May 31, 2006                                 200,000         200            800                                          1,000
     June 8, 2006                                 300,000         300          1,200                                          1,500
     June 11, 2006                                100,000         100            400                                            500
     June 14, 2006                                200,000         200            800                                          1,000
     July 7, 2006                                 100,000         100            400                                            500
     July 12, 2006                                200,000         200            800                                          1,000
     July 26, 2006                                300,000         300          1,200                                          1,500
     July 27,2006                                 200,000         200            800                                          1,000
     July 31, 2006                                200,000         200            800                                          1,000
     August 1, 2006                               600,000         600          2,400                                          3,000
     August 2, 2006                               100,000         100            400                                            500
     August 3, 2006                               400,000         400          1,600                                          2,000
     August 7, 2006                               100,000         100            400                                            500
     August 16, 2006                              200,000         200            800                                          1,000

Net loss                                                -           -              -               -            (30,886)    (30,886)
___________________________________________________________________________________________________________________________________

Balance, April 30, 2007                        10,200,000     $10,200       $ 12,800         $     -          $ (32,265)   $ (9,265)
===================================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                                PHOTOMATICA, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

                                 APRIL 30, 2007
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Photomatica, Inc. ("Company") is in the initial development stage and has incurred losses since inception totaling $25,275. The Company was incorporated on February 22, 2006 in the State of Nevada. The fiscal year end of the Company is April 30. The Company was organized to enter into the Stock Photographic Image sales industry with the proprietary on-line digital image transaction software. Photomatica will receive revenue in the form of sales commissions from its contributing photographers.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for 4,000,000 shares at $0.005 per share. As of April 30, 2007, the Company had issued 7,000,000 Founders shares at $0.001 per share for proceed of $7,000 and 3,200,000 shares at $0.005 per share for total proceed of $16,000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

USE OF ESTIMATES AND ASSUMPTIONS
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INCOME TAXES
The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

NET LOSS PER SHARE
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

                                PHOTOMATICA, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

                                 APRIL 30, 2007
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
________________________________________________________________________________

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations

STOCK-BASED COMPENSATION
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company does not expect that the implementation of SAB No. 108 will have any impact on its financial statements.

                                PHOTOMATICA, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

                                 APRIL 30, 2007
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
________________________________________________________________________________

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
________________________________________________________________________________

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.


NOTE 4 - CAPITAL STOCK
________________________________________________________________________________

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of April 30, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of April 30, 2007, the sole Director had purchased 7,000,000 shares of the common stock in the Company at $0.001 per share with proceeds to the Company totalling $7,000.

PRIVATE PLACEMENT
On March 6, 2006, the Company authorized a Private Placement Offering of up to 4,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $20,000. During the year ended April 30, 2007, the Company issued 3,200,000 shares at $0.005 per share and received $16,000 form the sale of its private placement stock.

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of April 30, 2007, the Company repaid advances from a Director in the amount of $1,379 which had been used to pay for incorporation costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

                                PHOTOMATICA, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

                                 APRIL 30, 2007
________________________________________________________________________________

NOTE 6 - INCOME TAXES
________________________________________________________________________________

As of April 30, 2007 the Company had net operating loss carry forwards of approximately $32,265 that may be available to reduce future years' taxable income and will expire commencing in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Alain Kardos conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of April 30, 2007 he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal year ended April 30, 2007 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Photomatica's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of our President and Director within the 90 days preceding the filing date of this report. Our President and Director concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under
Section 13(a) - 14(c) of the Securities Exchange Act is (i) accumulated and communicated to the Company's management in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no significant changes made to our internal control over financial reporting during the period covered by this report that materially affected or are reasonably likely to materially affect our internal control over financial reporting.


Item 8B.  Other Information

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons and Corporate Governance.

Identification of Directors and Executive Officers


Name             Age     Term Served         Title

Alain Kardos     58      Since inception     President, Secretary Treasurer,
                                             Principal Executive Officer
                                             Principal Financial Officer
                                             and sole member of the Board of
                                             Directors

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Background:

ALAIN KARDOS, PRESIDENT, CEO, DIRECTOR, SECRETARY/TREASURER

Mr. Alain Kardos brings extensive experience as a corporate executive and an entrepreneur. Alain has had successful senior executive careers with Nortel and Wang Computers. In the USA he founded Kardos-Long Inc., a sports promotion and marketing company responsible for promoting America's return to Grand Prix racing.

Already a successful entrepreneur, Alain returned to Canada and from 1998 until 2000 assisted Avcan Corp., a CDNX listed company, develop a US presence.

From January 2000 until January 2001 he was president and CEO of Fibre Crown Manufacturing Inc., a Vancouver based manufacturing company which under his direction became a publicly traded company.

From January 2001 to October 2004, Alain was the President, CEO and Director of Image Innovations Holdings, Inc., a sports and entertainment marketing company focused on branding products licensed by the NFL, NHL, and ABC Sports. Alain's strategic thinking and strong focus on sales and marketing has been invaluable to the development and expansion of Image Innovations Holdings, Inc.

From February, 2006 to present Mr. Kardos has been the founder and President of Photomatica, Inc.

Mr. Kardos is not a director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

Family Relations

There are no family relationships among the Directors and Officers of Photomatica, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 10.  Executive Compensation.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. When positive cash flow reaches $15,000 at each month end and appears sustainable, the board of directors will re-address compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

     Name and Position             Shares        Percent     Security

     Alain Kardos
     President and Director        7,000,000     68.6%       Common
     ================================================================
     Officers and Directors as
     a Group (1)                   7,000,000     68.6%       Common

The address for Alain Kardos is 303 - 1050 Bowron Court, North Vancouver, BC V7H 2X6 Canada. The above referenced common shares were paid for and issued in April 2006, for consideration of $0.001 per share total consideration of $7,000.

Item 12.  Certain Relationships and Related Transactions.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Kardos anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company's affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 13.  Exhibits.

The following exhibits are incorporated into this Form 10-KSB Annual Report:

Exhibit No.             Description

    3.1      Articles of Incorporation [1]
    3.2      By-Laws of Photomatica, Inc. [2]
   31.1      Certification of Chief Executive Officer Pursuant to Rule
             13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
   31.2      Certification of Chief Financial Officer Pursuant to Rule
             13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
   32.1 Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2 Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**


[1] Incorporated by reference from the Company's SB-2 filed with the Commission on January 25, 2007.

[2] Incorporated by reference from the Company's SB-2 filed with the Commission on January 25, 2007.

 * Included in Exhibit 31.1
** Included in Exhibit 32.1

Item 14.  Principal Accountant Fees and Services.

During the fiscal year ended April 30, 2007 we incurred approximately $4,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended April 30, 2007. For review of our financial statements for the quarters ended July 31, 2006, October 31, 2006 and January 31, 2007 we incurred approximately $6,300 in fees to our principal independent accountants for professional services.

During the fiscal year ended April 30, 2007, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PHOTOMATICA, INC.



Dated: July 19, 2007                /s/ ALAIN KARDOS
                                        _______________________________
                                        Alain Kardos
                                        President, Secretary Treasury,
                                        Principal Executive Officer and
                                        Principal Financial Officer and
                                        Sole Director