Form 10QSB
period 2007-07-31
PHOTOMATICA, INC.
filed 2007-09-11
CIK 1378866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: July 31, 2007


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


      For the transition period from ________________ to __________________


                        Commission File Number 000-52638


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


                                 (775) 321-8220
              ____________________________________________________
              (Registrant's telephone number, including area code)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2007, the registrant had 10,300,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one). Yes [ ] No [X]

                                      Index

                                                                           Page
                                                                          Number


PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements - Unaudited ................................... 3

Balance Sheets as of July 31, 2007 and April 30, 2007....................... 4

Statements of Operations for three months ended July 31, 2007; three months period ended July 31, 2006 and cumulative from inception (February 22, 2006)
to July 31, 2007............................................................ 5

Statements of Cash Flows for three months ended July 31, 2007; three months ended and cumulative results from inception (February 22, 2006)
to July 31, 2007............................................................ 6

Notes to Interim Financial Statements to July 31, 2007...................... 7

Item 2. Management's Discussion and Analysis
or Plan of Operation........................................................ 7

Item 3. Controls and Procedures ............................................ 9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ........10

Item 3. Defaults Upon Senior Securities ....................................10

Item 4. Submission of Matters to a Vote of Security Holders ................10

Item 5. Other Information ..................................................10

Item 6. Exhibits ...........................................................10

                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JULY 31, 2007

                                   (UNAUDITED)




















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS


                              PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                                                        July 31, 2007           April 30, 2007
                                                                         (Unaudited)
==============================================================================================================

                                     ASSETS

CURRENT ASSETS
      Cash                                                                 $    657                $  3,345
      Prepaid expense                                                             -                       -
______________________________________________________________________________________________________________
                                                                                657                   3,345
==============================================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Due to related party                                                 $      -                $      -
       Accounts payable and accrued liabilities                              13,578                  12,610
______________________________________________________________________________________________________________
                                                                             13,578                  12,610
==============================================================================================================

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock
     Authorized
      75,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      10,200,000 shares of common stock (April 30, 2006 - 7,000,000)         10,200                  10,200
   Additional paid-in capital                                                12,800                  12,800

   Share subscriptions receivable                                                 -                       -
   Deficit accumulated during the development stage                         (35,921)                (32,265)
______________________________________________________________________________________________________________

Total  Shareholders' deficit                                                (12,921)                 (9,265)
______________________________________________________________________________________________________________

Total Liabilities and Shareholders' equity                                 $    657                $  3,345
==============================================================================================================


   The accompanying notes are an integral part of these financial statements.




                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                               Cumulative from
                                                                             inception February
                                            Three months     Three months         22, 2006
                                                ended            Ended         (inception) to
                                            July 31, 2007    July 31, 2006      July 31, 2007
===============================================================================================

EXPENSES

   Office and general                        $       668       $        -        $   6,636
   Professional fees                               2,988                -           29,285
_______________________________________________________________________________________________

NET LOSS                                     $    (3,656)      $        -        $ (35,921)
===============================================================================================


BASIC AND DILUTED LOSS PER SHARE             $      0.00       $     0.00
=========================================================================


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED         10,200,00        7,575,000
=========================================================================


   The accompanying notes are an integral part of these financial statements.




                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                            Cumulative
                                                                                           results from
                                                       Three months     Three months    February 22, 2006
                                                           ended            Ended         (inception) to
                                                       July 31, 2007    July 31, 2006     July 31, 2007
===========================================================================================================


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $ (3,656)        $      -          $ (35,921)

  Changes in operating assets and liabilities
      Amounts due to related party                                               -                  -
       Pre-paid Expenses                                        -                -                  -
       Accounts payable and accrued liabilities               968                -             13,578
___________________________________________________________________________________________________________
NET CASH USED IN OPERATING ACTIVITIES                      (2,688)               -            (22,343)
___________________________________________________________________________________________________________


CASH FLOWS FROM FINANCING ACTIVITIES
    Share Subscription Receivable                               -            5,500                  -
  Proceeds from issuance of common stock                        -            9,000             23,000
___________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                       -           14,500                  -
___________________________________________________________________________________________________________

NET INCREASE IN CASH                                       (2,688)          14,500                657

CASH, BEGINNING                                             3,345                -                  -
___________________________________________________________________________________________________________

CASH, ENDING                                             $    657         $ 14,500          $     657
===========================================================================================================


Supplemental cash flow information:
Cash paid for:
  Interest                                               $      -         $      -          $       -
===========================================================================================================

  Income taxes                                           $      -         $      -          $       -
===========================================================================================================


   The accompanying notes are an integral part of these financial statements.


                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                            JULY 31, 2007 (UNAUDITED)
================================================================================


NOTE 1 - BASIS OF PRESENTATION
________________________________________________________________________________

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2007 included in the Company's Form 10K-SB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K-SB In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008.


ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Photomatica, Inc. ("Photomatica," "the company," or "we,") is a development stage company incorporated on February 22, 2006 to enter into the stock photographic image sales industry with proprietary online digital image transaction software. The company has established a website branded "Photomatica" (www.photomatica.com) where digital image transaction software will be available for use by photographers and potential customers. The company intends to provide low cost, original photographic content to both low end and high end users of stock photographic images, such as newsletter and magazine publishers and website designers.

The Company did not generate any revenue during the quarter ended July 31, 2007.

Plan of Operation

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to sell additional capital through private equity placements, debt securities or seek alternative sources of financing. If the we are unable to obtain this additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results. In addition, we may also require additional funds to accomplish a more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding to meet our requirements may not be available on favourable terms, if at all.

During the next twelve months we plan to continue to define our business plan, develop our website store and acquire and make available a portfolio of images for distribution. We will also determine what staffing and technology resources we will require to maintain and grow our business.

The Company is focused on developing our business model and marketing strategy. We now plan to begin preparing plans for identifying and soliciting photographers that may be interested in posting their images with Photomatica, refining our marketing strategy and determining when to implement that strategy.

Our plan is to start the staged procurement of online image processing and e-commerce transaction software within the next twelve months and enhance our services as feasible. During the first stage of software procurement, we expect to contract with programmer's to develop free shareware applications that will enable our photographers to catalogue their own work and upload it to their own websites. Concurrently with this activity we will be sourcing and procuring an image upload and cataloguing system. We expect that we will spend approximately $8,000 on this activity.

When the upload and cataloguing systems are functional we plan to begin marketing our service to professional photographers and invite them to join the new system. We will also encourage amateur photographers to join the system and add their cataloged images to the network as well. In order to market our services to both the professional and amateur photographer community we plan to place advertisements in photo magazines and attend various photographic trade shows to make direct contact with potential customers. We also intend to undertake direct marketing efforts aimed toward the users of digital images. We plan to advertise in magazines, journals and business publications and other media that cater to the public relations and advertising industries. We anticipate that the total cost of marketing and advertising will be $35,000.

As the number of users expands we will continue to enhance the Client, Transaction and Administration modules of our program and add other functionality as we are able to do so. We expect that we will have the complete system operable within 12 months.

We do not expect to purchase or sell plant or significant equipment in the next twelve months.

Management does expect significant changes in the number of employees. Our sole officer and director will be responsible for the initial product sourcing and we will hire an independent consultant to build our website site. We also intend to hire sales representatives initially on a commission only basis so as to keep administrative overhead to a minimum.

Off Balance Sheet Arrangements.

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

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $38,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $12,000 over this same period. The officer and director, Mr. Kardos has undertaken to provide the Company with initial operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Principal Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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


                     PHOTOMATICA, INC.


           By:      /s/ ALAIN KARDOS
                    ____________________________________________________________
                    Alain Kardos
                    President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and sole Director


Dated:  September 11, 2007