Form 10QSB
period 2007-10-31
PHOTOMATICA, INC.
filed 2007-12-06
CIK 1378866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the quarterly period ended: October 31, 2007


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


      For the transition period from ________________ to __________________


                        Commission File Number 000-52638


                                PHOTOMATICA, INC.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


                 Nevada                                    20-4412118
________________________________________       _________________________________
(State of Incorporation or organization)       (IRS Employer Identification No.)


                             112 North Curry Street
                         Carson City, Nevada, 89703-4934
                    ________________________________________
                    (Address of principal executive offices)


                                 (775) 321-8220
                           ___________________________
                           (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2007, the registrant had 10,200,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one).

                                 Yes [ ] No [X]

                                      Index

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements..............................................   3

Balance Sheets as of October 31, 2007 (unaudited) and April 30, 2007......   4

Statements of Operations for six months ended October 31, 2007; six months ended October 31, 2006 and cumulative from inception (February 22, 2006)
to October 31, 2007.......................................................   5

Statements of Cash Flows for six months ended October 31, 2007; six months ended October 31, 2006 and cumulative results from inception (February 22,
2006) to October 31, 2007.................................................   6

Notes to Interim Financial Statements to October 31, 2007.................   7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........   7

ITEM 3. CONTROLS AND PROCEDURES...........................................   9

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................   9

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ......   9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..................................   9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............  10

ITEM 5. OTHER INFORMATION ................................................  10

ITEM 6. EXHIBITS .........................................................  10

Signatures................................................................  11

                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                OCTOBER 31, 2007

                                   (UNAUDITED)




















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS


                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                                                 October 31, 2007     April 30, 2007
                                                                   (Unaudited)
____________________________________________________________________________________________________

                                     ASSETS

CURRENT ASSETS
      Cash                                                           $  1,474            $  3,345
      Prepaid expense                                                     350                   -
____________________________________________________________________________________________________
                                                                     $  1,824            $  3,345
====================================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Due to related party                                           $ 10,670            $      -
       Accounts payable and accrued liabilities                         6,087              12,610
____________________________________________________________________________________________________
                                                                       16,757              12,610
====================================================================================================

STOCKHOLDERS' DEFICIT
   Capital stock
     Authorized
       75,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
       10,200,000 shares of common stock                               10,200              10,200

   Additional paid-in capital                                          12,800              12,800

   Share subscriptions receivable                                           -                   -
   Deficit accumulated during the development stage                   (37,933)            (32,265)
____________________________________________________________________________________________________
Total  Shareholders' deficit                                          (14,933)             (9,265)
____________________________________________________________________________________________________
Total Liabilities and Shareholders' equity                           $  1,824            $  3,345
====================================================================================================


   The accompanying notes are an integral part of these financial statements.




                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Three months     Three months      Six months      Six months        February 22,
                                                     Ended           Ended             ended          Ended         2006 (inception)
                                                  October 31,     October 31,       October 31,     October 31,      to October 31,
                                                     2007             2006             2007            2006              2007
____________________________________________________________________________________________________________________________________

EXPENSES
   Office and general                            $      1,590      $      633       $     2,201     $       633        $   8,170
   Professional fees                                      422           7,000             3,466           7,000           29,763
____________________________________________________________________________________________________________________________________
NET LOSS                                         $     (2,012)     $   (7,633)      $    (5,667)    $    (7,633)       $ (37,933)
====================================================================================================================================

BASIC AND DILUTED NET LOSS PER SHARE             $       0.00      $     0.00       $      0.00     $      0.00
===============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                    10,200,000       7,575,000         7,575,000       7,575,000
===============================================================================================================


   The accompanying notes are an integral part of these financial statements.



                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                        Cumulative results
                                                                    Six months         Six months       from February 22,
                                                                       ended             Ended         2006 (inception) to
                                                                 October 31, 2007   October 31, 2006     October 31, 2007
__________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $ (5,667)        $  (7,633)            $ (37,933)
  Changes in operating assets and liabilities
       Amounts due to related party
                                                                            -                 -                     -
       Prepaid Expenses                                                  (350)                -                  (350)

       Accounts payable and accrued liabilities                        (6,523)                -                 6,087

__________________________________________________________________________________________________________________________
NET CASH USED IN OPERATING ACTIVITIES                                $(12,540)           (7,633)              (32,196)

__________________________________________________________________________________________________________________________


CASH FLOWS FROM FINANCING ACTIVITIES
   Shareholder Loan                                                    10,670            (1,379)               10,670
   Share Subscription Receivable                                            -             7,000                     -
   Proceeds from issuance of common stock                                   -            16,000                23,000

NET CASH PROVIDED BY FINANCING ACTIVITIES                              10,670            21,621                33,670

__________________________________________________________________________________________________________________________
NET INCREASE (DECREASE) IN CASH                                      (1,871)             13,988                 1,474

CASH, BEGINNING                                                       3,345                   -                     -

__________________________________________________________________________________________________________________________
CASH, ENDING                                                         $  1,474         $  13,988             $   1,474

==========================================================================================================================

Supplemental cash flow information:
Cash paid for:
  Interest                                                           $      -         $       -            $-

==========================================================================================================================

  Income taxes                                                       $      -         $       -               $-

==========================================================================================================================


   The accompanying notes are an integral part of these financial statements.


                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                          OCTOBER 31, 2007 (UNAUDITED)
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION
________________________________________________________________________________

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2007 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008.



ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Photomatica, Inc. ("Photomatica," "the Company," "our" or "we,") is a development stage company incorporated on February 22, 2006 to enter into the stock photographic image sales industry with proprietary online digital image transaction software. The company has established a website branded "Photomatica" (www.photomatica.com) where digital image transaction software will be available for use by photographers and potential customers. The company intends to provide low cost, original photographic content to both low end and high end users of stock photographic images such as newsletter and magazine publishers and website designers.

The Company did not generate any revenue during the quarter ended October 31, 2007.

Plan of Operation

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to raise additional capital through private equity placements, debt securities or seek alternative sources of financing. If we are unable to obtain this additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results. In addition, we may also require additional funds to accomplish a more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding to meet our requirements may not be available on favourable terms, if at all.

During the next twelve months we plan to continue to define our business plan, develop our website, store and acquire and make available a portfolio of images for distribution. We will also determine the staffing and technology resources we will require to maintain and grow our business.

The Company has been focused on developing our business model and marketing strategy. We now plan to begin preparing plans for identifying and soliciting those photographers that may be interested in posting their images with Photomatica, refining our marketing strategy and determining when to implement that strategy.

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

When the upload and cataloguing systems are functional we plan to begin marketing our service to professional photographers and invite them to join the new system. We will also encourage amateur photographers to join the system and add their cataloged images to the network. In order to market our services to both the professional and amateur photographer community we plan to place advertisements in photo magazines and attend various photographic trade shows so as to make direct contact with potential customers. We also intend to undertake direct marketing efforts aimed toward the users of digital images. We plan to advertise in magazines, journals and business publications and other media that cater to the public relations and advertising industries. We anticipate that the total cost of marketing and advertising will be $35,000.

As the number of users expands we will continue to enhance the Client, Transaction and Administration program modules and add other functionality as we are able to do so. We expect that we will have the complete system operable within 12 months.

We do not expect to purchase or sell plant or significant equipment in the next twelve months.

Management does not expect significant changes in the number of employees. Our sole officer and director will be responsible for the initial product sourcing and we will hire an independent consultant to build our website site. We also intend to hire sales representatives initially on a commission only basis so as to keep administrative overhead to a minimum.

Off Balance Sheet Arrangements.

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $42,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $12,000 over this same period. The officer and director, Mr. Kardos has undertaken to provide the Company with initial operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described circumstances the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Principal Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

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



                        PHOTOMATICA, INC.


                        BY: /s/ ALAIN KARDOS
                            _________________________________________________
                                Alain Kardos
                                President, Secretary Treasurer,
                                Principal Executive Officer,
                                Principal Financial Officer and sole Director



Dated:  December 6, 2007