Form 10QSB
period 2008-01-31
PHOTOMATICA, INC.
filed 2008-03-17
CIK 1378866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


                For the quarterly period ended: January 31, 2008


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2008, the registrant had 10,200,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one).        Yes [ ] No [X]

                                      Index

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements ............................................... 3

Balance Sheets as of January 31, 2008 (unaudited) and April 30, 2007........ 4

Statements of Operations for three months ended January 31, 2008 and
January 31, 2007;  nine months  ended  January 31, 2008 and January 31,
2007 and  cumulative from inception (February 22, 2006) to January 31,
2008........................................................................ 5

Statements  of Cash Flows for nine months ended January 31, 2008 and
January 31, 2007 and cumulative results from inception (February 22,
2006) to January 31, 2008................................................... 6

Notes to Interim Financial Statements to January 31, 2008................... 7

Item 2. Management's Discussion and Analysis or Plan of Operation........... 8

Item 3. Controls and Procedures ............................................ 9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......... 9

Item 3. Defaults Upon Senior Securities .................................... 9

Item 4. Submission of Matters to a Vote of Security Holders ................ 9

Item 5. Other Information .................................................. 9

Item 6. Exhibits ...........................................................10

                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                JANUARY 31, 2008

                                   (UNAUDITED)




















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS


                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                         January 31, 2008       April 30, 2007
                                                                           (Unaudited)
______________________________________________________________________________________________________________
                                     ASSETS

CURRENT ASSETS
      Cash                                                                  $      44             $   3,345
      Prepaid expense                                                             350                     -
______________________________________________________________________________________________________________
                                                                            $     394             $   3,345
==============================================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Due to related party                                                  $  10,670             $       -
      Accounts payable and accrued liabilities                                 10,815                12,610
______________________________________________________________________________________________________________
                                                                               21,485                12,610
==============================================================================================================

STOCKHOLDERS' DEFICIT
      Capital stock
      Authorized
      75,000,000 shares of common stock, $0.001 par value,
      Issued and outstanding
      10,000,000 shares of common stock (April 30, 2006 - 10,200,000)          10,000                10,200
      Additional paid-in capital                                               12,000                12,800
      Deficit accumulated during the development stage                        (43,091)              (32,265)
______________________________________________________________________________________________________________
                                                                              (21,091)               (9,265)
______________________________________________________________________________________________________________
                                                                            $     394             $   3,345
==============================================================================================================


   The accompanying notes are an integral part of these financial statements.



                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                      Cumulative
                                                                                                                    from inception
                                                                                                                     February 22,
                                                Three months      Three months      Nine months      Nine months         2006
                                                    Ended            Ended             Ended            Ended         (inception)
                                                 January 31,      January 31,       January 31,      January 31,      to January
                                                    2008              2007             2008             2007           31, 2008
__________________________________________________________________________________________________________________________________

EXPENSES

   Office and general                           $        691      $      1,938      $     2,892      $     2,571      $   8,860
     Professional fees                                 4,468             5,860            7,934           12,860         34,231
__________________________________________________________________________________________________________________________________
NET LOSS                                        $     (5,159)     $     (7,798)     $   (10,826)     $   (15,431)     $ (43,091)
==================================================================================================================================

BASIC AND DILUTED NET LOSS PER SHARE            $       0.00      $       0.00      $      0.00      $      0.00
================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES          10,000,000         8,561,224       10,000,000        5,432,836
OUTSTANDING - BASIC AND DILUTED
================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Cumulative results
                                                       Nine months         Nine months         from February 22,
                                                          Ended                Ended           2006 (inception) to
                                                     January 31, 2008     January 31, 2007      January 31, 2008
__________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $(10,826)           $(15,431)             $ (43,091)
   Changes in operating assets and liabilities
      Prepaid Expenses                                       (350)                (89)                  (350)
      Accounts payable and accrued liabilities             (1,795)              3,000                 10,815
__________________________________________________________________________________________________________________
   NET CASH USED IN OPERATING ACTIVITIES                  (12,971)            (12,520)               (32,626)
__________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
   Due to related party                                    10,670              (1,379)                10,670
   Proceeds from issuance of common stock                       -              23,000                 23,000
   Cancellation of common stock                            (1,000)                  -                 (1,000)
__________________________________________________________________________________________________________________
NET CASH PROVIDED BY FINANCING ACTIVITIES                   9,670              21,621                 32,670
__________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                            (3,301)              9,101                     44

CASH, BEGINNING                                             3,345                   -                      -
__________________________________________________________________________________________________________________

CASH, ENDING                                             $     44            $  9,101              $      44
==================================================================================================================

Supplemental cash flow information:
Cash paid for:
   Interest                                              $      -            $      -              $       -
==================================================================================================================
   Income taxes                                          $      -            $      -              $       -
==================================================================================================================


   The accompanying notes are an integral part of these financial statements.


                                PHOTOMATICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 1 - BASIS OF PRESENTATION
________________________________________________________________________________

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2007 included in the Company's Form 10K-SB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K-SB In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008.

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

The Company did not generate any revenue during the quarter ended January 31, 2008.

Plan of Operation

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will not satisfy our liquidity requirements for at least the next 12 months. We will require additional funds and the Company will seek to raise additional capital through private equity placements, debt or alternative sources of financing. If we are unable to obtain this additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results. In addition, we may also require additional funds to accomplish a more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding to meet our requirements may not be available on favourable terms, if at all.

During the next twelve months we plan to continue to define our business plan, develop our website, store and acquire and make available a portfolio of images for distribution. We will also determine the staffing and technology resources we will require to maintain and grow our business.

The Company has been focused on developing our business model and marketing strategy. We now plan to begin preparing plans for identifying and soliciting photographers that may be interested in posting their images to the Photomatica portal, refining our marketing strategy and determining when to implement that strategy.

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

We do not expect any purchases or sales of plant or significant equipment in the next twelve months.

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

                           PHOTOMATICA, INC.



                           By: /s/ ALAIN KARDOS
                           _____________________________________________
                           Alain Kardos
                           President, Secretary Treasurer,
                           Principal Executive Officer,
                           Principal Financial Officer and Sole Director



Dated:  March 17, 2008