Form 10-K
period 2008-04-30
PHOTOMATICA, INC.
filed 2008-08-14
CIK 1378866

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number  000-52638

PHOTOMATICA, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-44412118
State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification No.)

112 North Curry Street, Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (775) 321-8220

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the latest business day of the registrant’s most recently completed second fiscal quarter: As of October 30, 2008, the aggregate value of voting and non-voting common equity held by non-affiliates was $15,000.

PART I

Item 1. Business

Overview

Photomatica, Inc. was incorporated in the State of Nevada as a for-profit company on February 22, 2006 to enter into the Stock Image Photography industry. On May 9, 2008 a Mr. Hilary Vieira became President and CEO of the Company and decided to take the Company in a new direction hoping to enhance shareholder value. We are a development-stage company planning to enter into the airline safety industry.

Since inception we have not been involved in any bankruptcy, receivership or similar proceeding nor have we, consolidated or purchased or sold any of our assets not in the ordinary course of business.

General

Foreign Object Debris (FOD) at airports includes any object found in an inappropriate location, which as a result of being in that location, can potentially damage equipment or cause airplane or airport personnel injuries. The resulting damage is estimated to cost the aerospace industry $4 billion a year.

Airports, airlines, and airport tenants can reduce this cost by taking steps to prevent airport FOD. FOD includes a wide range of material, including loose hardware, pavement fragments, catering supplies, building materials, rocks, sand, pieces of luggage, and even wildlife. FOD is found at terminal gates, cargo aprons, taxiways, runways, and run-up pads. It causes damage through direct contact with airplanes, such as by cutting airplane tires or being ingested into engines, or as a result of being thrown by jet blast and damaging airplanes or injuring people.

At Secure Runway System Corp. we are developing the "Runway Monitoring System" which will be a cost-effective runway-monitoring tool that can be used at any airport to alert ground, tower and/or flight crew to the presence of FOD on the runway. It is easily installed and may consists of:

•	A high definition video or infrared imaging system

•	An image processing ground station

•	Existing airport runway lighting and power technology

The alert system may provide virtually instantaneous notification of any runway FOD. Real time automated monitoring of the system with automated email or SMS alerts may also be provided creating a safer environment for aircraft to take off and land.

In the unfortunate event of a runway incident, the real-time video data provides invaluable information into the circumstances of the event. There is no need to rely on the availability of low quality, amateur video footage.

Plan of Operation

The company is attempting to raise capital and start the development of its FOD prototype. If we are unable to complete any phase of our systems development or marketing efforts because we don’t have enough money, we will cease our development and or marketing operations until we raise sufficient funding. Attempting to raise capital after failing in any phase of our software procurement plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations. If we have to have to reduce or cease our business activities due to lack of funding we have no plans to engage in any other business or enterprise.

We require capital to launch our business plans which consists of the following steps;

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal year ended April 30, 2008 we had $354 of cash. Our current cash holdings and cash generated from operations will be insufficient to satisfy our liquidity requirements over the next 12 months. We will seek to obtain additional funds in order to obtain working capital that we will require to produce our FOD prototype; we anticipate the cost to complete a working prototype to be $1,200,000. Over the next 90 days the Company intends to seek financing through private placements or convertible debentures. At this time the Company has not spoken to any broker dealers concerning its financing requirements

During the next twelve months we plan to continue to define our business plan, create our website and acquire technologies that will allow us to produce our working prototype within 270 days. We will also determine what staffing and technology resources we will require in order to maintain and grow our business. We will be engaged, as well, in identifying and contacting qualified engineers and personnel that can install our systems in airports that may be interested in installing our system.

The first step in our marketing our product will be to have our product certified by Transport Canada and the National Transport Safety Board we expect to file for certifications with 300 days and we anticipate certification to take 10 to 14 months, the Company anticipates the cost of certification to be twenty five thousand dollars.

As soon as the Company receives its product certification from various safety organizations it can begin commercial production.

If we are unable to complete any phase of our systems development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise sufficient funds. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations.

Management does not plan to hire any employees at this time. Our officer and director will be responsible for business development. We will hire hardware and software engineers to develop our prototype when the company has raised the anticipated capital require to compete the prototype.

The Company does not expect the purchase or sale of any significant equipment other than individual components required to build our prototype FOD. The Company and has no current material commitments, nor have we generated any revenue since inception.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties and have not entered into any long term lease or rental agreements for property. The Company’s principle address is Suite 112 North Currie Street, Carson City, Nevada, 89703 where we rent shared office space. The Company also maintains rented offices at 1881 Yonge St. Suite 700 Toronto, Ontario where the company will develop its FOD prototype. These arrangements satisfy the current needs of the Company and will be adequate up to the point that we initiate operations.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge no such proceedings are threatened or contemplated by any party.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

On June 16, 2008 the Company file a Schedule 14c to change the Company’s name to Secure Runway Systems Corp. and to adopt the 2008 Stock Option plan and Stock Bonus plan.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The Company’s common shares are not currently listed on the Over the Counter Bulletin Board OTCBB.

As of April 30, 2008, the Company had thirty-four (34) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This report contains forward looking statements relating to our current view of future economic performance, the plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our April 30, 2008 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “April 30, 2008 Audited Financial Statements - Auditors Report.”

As the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be difficult for the company to attract investors.

At the present time, we have not been able to raise sufficient additional cash to support and enhance our product development and marketing activities. If we are unable to raise the cash needed to support our operations, we will either suspend business activities until we do raise the cash, or cease operations entirely.

We anticipate that our current cash and and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain theses funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favourable terms, if at all. Other than as described in this paragraph, we have no other financing plans.

During the next twelve months we plan to continue to define our business plan, develop our prototype FOD. We will also determine what staffing and technology resources we will require in order to maintain and grow our business. We will be engaged as well in identifying and contacting hardware and software engineers that have the expertise to develop our prototype.

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from activities. We cannot guarantee that we will be successful in our business activities. Our business is subject to risks inherent to a new business enterprise including limited capital resources, possible delays in the development of our products and possible cost overruns due to cost increases.

We did not earn any revenues during the fiscal years ending April 30, 2008 or April 30, 2007. During the fiscal year ending April 30, 2008 we incurred operating expenses of $16,753 comprising of professional fees in the amount of $13,432 and office and administrative expenses of $ 3,321. Since inception the Company has incurred operating expenses of $ 49,018.

Off Balance Sheet Arrangements.

As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The cost to maintain the reporting status of the Company for the next twelve months has been estimated at $15,000. Our officer and director, Hilary Vieira has indicated to the Company that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

To the Stockholders and Board of Directors of Photomatica, Inc.

We have audited the accompanying balance sheets of Photomatica, Inc. (a development stage company) as of April 30, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from February 22, 2006 (inception) to April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Photomatica, Inc. as of April 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from February 22, 2006 (inception) through April 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
July 16, 2008

PHOTOMATICA, INC.
(A Development Stage Company)

BALANCE SHEETS

	April 30, 2008	April 30, 2007
ASSETS

CURRENT
Cash	$354	$3,345
Prepaid expenses	3,500	-

Total Assets	$3 ,854	$3,345

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Due to related party	$25,190	$25,190
Accounts payable and accrued liabilities	5,682	12,610

Total Liabilities	30,872	12,610

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,000,000 shares of common stock (2007- 10,200,000)	10,000	10,200
Additional paid-in capital	12,000	12,800
Deficit accumulated during the development stage	(49,018)	(32,265)

Total Shareholders’ deficit	(27,018)	(9,265)

Total Liabilities and Shareholders’ deficit	$3,854	$3,345

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

PHOTOMATICA, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended April 30, 2008	Year ended April 30 2007	Cumulative from February 22, 2006 (Inception) to April 30, 2008
EXPENSES

Office and general	$3,321	$4,589	$9,289
Professional fees	13,432	26,297	39,729

NET LOSS	$(16,753)	$(30,886)	$(49,018)

BASIC AND DILUTED NET LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	10,109,836	9,142,123

The accompanying notes are an integral part of these financial statements.

PHOTOMATICA, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended April 30, 2008	Year ended April 30, 2007	Cumulative from February 22, 2006 (Inception) to April 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,753)	$(30,886)	$(49,018)
Changes in operating assets and liabilities
Pre-paid expenses	(3,500)	-	(3,500)
Accounts payable and accrued liabilities	(6,928)	12,610	5,682

NET CASH USED IN OPERATING ACTIVITIES	(27,181)	(18,276)	(46,836)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances (repayments)	25,190	(1,379)	25,190
Share subscription receivable	-	7,000	-
Proceeds from issuance of common stock	-	16,000	23,000
Redemption and cancellation of common stock	(1,000)	-	(1,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,190	21,621	47,190

NET INCREASE (DECREASE) IN CASH	(2,991)	3,345	354

CASH, BEGINNING	3,345	-	-

CASH, ENDING	$354	$3,345	$354

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PHOTOMATICA, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

APRIL 30, 2008

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, February 22, 2006	-	$-	$-	$-	$-	$-

Common stock issued at $0.001 per share on March 6, 2006	7,000,000	7,000	-	(7,000)	-	-

Net loss	-	-	-	-	(1,379)	(1,379)
Balance, April 30, 2006	7,000,000	7,000		(7,000)	(1,379)	(1,379)

Proceeds received from share subscriptions receivable	-	-	-	7,000	-	7,000

Common stock issued at $0.005 per share.
May 31, 2006	200,000	200	800	-	-	1,000
June 8, 2006	300,000	300	1,200	-	-	1,500
June 11, 2006	100,000	100	400	-	-	500
June 14, 2006	200,000	200	800	-	-	1,000
July 7, 2006	100,000	100	400	-	-	500
July 12, 2006	200,000	200	800	-	-	1,000
July 26, 2006	300,000	300	1,200	-	-	1,500
July 27, 2006	200,000	200	800	-	-	1,000
July 31, 2006	200,000	200	800	-	-	1,000
August 1, 2006	600,000	600	2,400	-	-	3,000
August 2, 2006	100,000	100	400	-	-	500
August 3, 2006	400,000	400	1,600	-	-	2,000
August 7, 2006	100,000	100	400	-	-	500
August 16, 2006	200,000	200	800	-	-	1,000

Net loss	-	-	-	-	(30,886)	(30,886)
Balance, April 30, 2007	10,200,000	10,200	12,800	-	(32,265)	(9,265)

Redemption and cancellation of common stock, November 21, 2007	(200,000)	(200)	(800)	-	-	(1,000)
Net loss	-	-	-	-	(16,753)	(16,753)
Balance, April 30, 2008	10,000,000	$10,000	$12,000	$-	$(49,018)	$(27,018)

The accompanying notes are an integral part of these financial statements

PHOTOMATICA, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2008

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Photomatica, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $49,018. The Company was incorporated on February 22, 2006 in the State of Nevada. The fiscal year end of the Company is April 30. The Company was originally organized to enter into the stock photography business. The Company has since implemented a new business plan and is currently developing the "Runway Monitoring System" which is a runway-monitoring tool that can be used at airports to alert if foreign objects are on the runway

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of April 30, 2008, the Company has not yet achieved profitable operations and has a working capital deficiency of $27,018. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accounting and reporting policies of the Company conform to United States generally accepted accounting principles (“GAAP”) applicable to development stage enterprises. The functional currency is the U.S. dollar and the financial statements are presented in U.S. dollars.

Financial instruments
Fair value of the Company's financial instruments, consisting of cash, loan payable, accounts payable and amount due to related party, are estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income taxes

The Company has adopted Statement of Financial Accounting Standards "SFAS" No. 109 - "Accounting for Income Taxes" No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on May 1, 2007.

Loss per share

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted loss per share figures are equal to those of basic loss per share for each period presented as the Company does not have any dilutive instruments.

Foreign currency translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimate relates to the estimate of future income tax rates.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS No. 159 provides companies with an option to measure, at specified election dates, financial instruments and certain other items at fair value that are not currently measured at fair value. For those items for which the fair value option is elected, unrealized gains and losses will be recognized in earnings for each subsequent reporting period. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is effective for fiscal years beginning after November 15, 2007. Management does not expect there to be any significant impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combination". SFAS No. 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquiree and the goodwill acquired. SFAS No.141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Management does not expect there to be any significant impact of adopting SFAS 141(R) on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No.160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of this standard will not have an impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management has determined that the adoption of this standard will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management has determined that the adoption of this standard will not have an impact on the Company’s financial statements.

NOTE 4 - CAPITAL STOCK

On November 21, 2008, the Company purchased and cancelled 200,000 common shares of its issued and outstanding stock for $1,000.

As of April 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of April 30, 2008, the Company had received advances from a director in the amount of $25,190 (2007: $Nil) to pay for general administration costs. The amounts due to the related party are measured at the exchange amount and are unsecured, non-interest bearing and have no set terms of repayment.

NOTE 6 - INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision due to the following:

	2008	2007

Loss before income taxes	$(16,753)	$(30,886)
Statutory tax rate	35%	35%

Expected recovery of income taxes computed at standard rates	5,864	10,810
Unrecognized benefit of loss carry-forwards	(5,864)	(10,810)

Income tax provision	$-	$-

At April 30, 2008, the Company had accumulated non-capital loss carry-forwards of approximately $49,000, which are available to reduce taxable income in future taxation years and expire as follows:

2026	$2,000
2027	31,000
2028	16,000
$49,000

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Our auditors are the firm of Dale, Matheson, Carr-Hilton, LaBonte LLP. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A.     Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company's Chief Executive Officer and Treasurer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Other than for this exception, the Company’s Chief Executive Officer and treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 9(T). Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of April 30, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of April 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Identification of Directors and Executive Officers

Directors are elected by the Board of Directors to a term of one (1) year and serve until his successor is duly elected and qualified, or until he/she is removed from office. The Board of Directors has no nominating or compensation committees. The company’s current Audit Committee consists of our sole officer and director.

The name, address, age, and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)

Hilary Vieira	48	President, Secretary/Treasurer, Chief Financial Officer
1881 Yonge Street		and Chairman of the Board of Directors.
Toronto Ontario, Canada

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Background of Officers and Directors

Chairman and President

Mr. Hilary Vieira, a resident of Mississauga Ontario, Canada as the CEO and Chairman of Secure Runway Systems Corp. Mr. Vieira has an extensive background in software development in North America, The Middle East and in India. He has been a director of a Pharmaceutical Company and was the President and Technical Director of an Aerospace company listed on the Toronto Venture Exchange until December 2006. Mr. Hilary Vieira will be directly and indirectly in charge of the development and design of the hardware and software systems for the company.

Conflicts of Interest

At the present time, the company does not foresee any direct conflict of interest between Mr. Vieira’ other business interests and his involvement in Photomatica.

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

Item 11. Executive Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Address Beneficial Ownership [1]	Number of Shares Before the Offering	Number of Shares After Offering Assuming all of the Shares are Sold	Percentage of Ownership After the Offering Assuming all of the Shares are Sold

Hilary Vieira, 1881 Yonge Street Toronto, Ontario Canada	3,200,000	3,200,000	50%

All Officers and Directors as a Group (1 person)	3,200,000	3,200,000	50%
.

Item 13. Certain Relationships and Related Transactions and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Vieira anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14. Principal Accountant Fees and Services.

During the fiscal year ended April 30, 2008 we incurred approximately $6,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended April 30, 2008. For review of our financial statements for the quarters ended July 31, 2007, October 31, 2007 and January 31, 2008 we incurred approximately $6,000 in fees to our principal independent accountants for professional services.

During the fiscal year ended April 30, 2008, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws of Photomatica, Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

[1] Incorporated by reference from the Company’s SB-2 filed with the Commission on November 14, 2006
[2] Incorporated by reference from the Company’s SB-2 filed with the Commission on November 14, 2006.

* Included in Exhibit    31.1

** Included in Exhibit  32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Photomatica, Inc.

By:	/s/ Hilary Vieira
Hilary Vieira
President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and Director

Dated: August 6, 2008