Form 10-Q
period 2008-07-31
PHOTOMATICA, INC.
filed 2008-09-15
CIK 1378866

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number  000-52638

SECURE RUNWAY SYSTEMS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4412118
(State of Incorporation or organization)	(IRS Employer Identification No.)

112 North Curry Street
Carson City, Nevada, 89703-4934

(Address of principal executive offices)

(775) 321-8220

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒| No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 8, 2008, the registrant had 31,985,000 shares of common stock, $0.001 par value, issued and outstanding.

Index

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets as of July 31, 2008 (unaudited) and April 30, 2008	4

Statements of Operations for three months ended
July 31, 2008 and July 31, 2007; and cumulative from
inception (February 22, 2006) to July 31, 2008	5

Statements of Cash Flows for three months ended
July 31, 2008 and July 31, 2007 and cumulative results
from inception (February 22, 2006) to July 31, 2008	6

Notes to Interim Financial Statements to July 31, 2008	7

Item 2. Management's Discussion and Analysis
or Plan of Operation	8

Item 3. Qualitative and Quantitative Disclosures About Market Risk	9

Item 4. Controls and Procedures	9

Item 4T. Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits	11

SECURE RUNWAY SYSTEMS CORP.

FINANCIAL STATEMENTS

JULY 31, 2008

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

SECURE RUNWAY SYSTEMS CORP.

BALANCE SHEETS

	July 31, 2008	April 30, 2008
	(unaudited)

ASSETS

CURRENT
Cash	$36	$354
Prepaid expenses	-	3,500

	$36	$3,854

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Due to related party	$37,075	$25,190
Accounts payable and accrued liabilities	11,575	5,682

	48,650	30,872

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
31,985,000 shares of common stock	10,000	10,000
Additional paid-in capital	12,000	12,000
Deficit accumulated during the development stage	(70,614)	(49,018)

	(48,614)	(27,018)

	$36	$3,854

The accompanying notes are an integral part of these financial statements.

SECURE RUNWAY SYSTEMS CORP.

STATEMENTS OF OPERATIONS

	Three months ended July 31, 2008	Three months ended July 31, 2007	Cumulative from February 22, 2006 (Inception) to July 31, 2008

EXPENSES

Office and general	$12,831	$668	$22,120
Professional fees	8,765	2,988	48,494

NET LOSS	$(21,596)	$(3,656)	$(70,614)

BASIC AND DILUTED NET LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$31,985,000	$10,200,000

The accompanying notes are an integral part of these financial statements.

SECURE RUNWAY SYSTEMS CORP

STATEMENTS OF CASH FLOWS

	Three months ended July 31, 2008	Three months ended July 31, 2007	Cumulative from February 22, 2006 (Inception) to July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,596)	$(3,656)	$(70,614)
Changes in operating assets and liabilities
Pre-paid expenses	3,500	-	-
Accounts payable and accrued liabilities	5,893	968	11,575

NET CASH USED IN OPERATING ACTIVITIES	(12,203)	(2,688)	(59,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances	11,885	-	37,075
Proceeds from issuance of common stock	-	-	23,000
Redemption and cancellation of common stock	-	-	(1,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,885	-	59,075

NET INCREASE (DECREASE) IN CASH	(318)	(2,688)	36

CASH, BEGINNING	354	3,345	-

CASH, ENDING	$36	$657	36

Supplemental cash flow information: Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SECURE RUNWAY SYSTEMS CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31 2008 (unaudited)

Note 1 Basis of presentation

On June, 23, 2008, the Company authorized a 5-for-1 stock split of the outstanding common stock. On august 12, 2008, the Company changed its name from Photomatica, Inc. to Secure Runway Systems Corp. as in focuses on its new business plan of developing a secure runway system for use at airports.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q of the SEC. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2008 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Secure Runway Systems Corp. (“Secure Runway Systems,” “the Company,” ”our” or “we,”) was incorporated on February 22, 2006 under the name Photomatica, Inc. to enter into the stock photographic image sales industry. On May 9, 2008 Mr. Hilary Vieira became President and CEO of the Company and decided to take the Company in a new direction hoping to enhance shareholder value. On June 16, 2008 the Company filed a Schedule 14c to change its name to Secure Runway Systems Corp. We are a development stage company planning to enter into the airline safety industry with a cost-effective runway monitoring system that can be used to alert ground, tower and/or flight crew of the presence of Foreign Object Debris, “FOD”.

The Company did not generate any revenue during the quarter ended July 31, 2008.

Plan of Operation

The Company is attempting to raise capital and start the development of its FOD prototype. If we are unable to complete any phase of our systems development or marketing efforts because we don’t have enough money, we will cease our development and or marketing operations until we raise sufficient funding. Attempting to raise capital after failing in any phase of our development plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations. If we have to reduce or cease our business activities due to lack of funding we have no plans to engage in any other business or enterprise.

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will not satisfy our liquidity requirements for at least the next 12 months. We will require additional funds and the Company will seek to raise additional capital to obtain the working capital necessary to produce our working FOD prototype which we anticipate will cost $1,200,000. Over the next 90 days we intend to seek financing through private placements or convertible debentures.

During the next twelve months we plan to continue to define our business plan, create a website and acquire technologies that will enable us to produce our working prototype. We also intend to determine the staffing and technology resources we will require to maintain and grow our business as well as identify and hire qualified engineers and personnel that will be able to design, develop and install our system in airports

Upon completion of our prototype, we will try and identify an airport to install our system and be a beta testing location, thus enabling us to certify the product with Transport Canada. We will also initiate a marketing campaign targeting potential users. We expect to file for certifications within 300 days and we anticipate certification to take 10 to 14 months, the Company anticipates the cost of certification to be $25,000.

As soon as we receive our product certification from various safety organizations we can begin commercial production.

If we are unable to complete any phase of our systems development or marketing plans because we don’t have enough money, we will cease our development and/or marketing activities until we raise sufficient funds. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations.

Our officer and director will be responsible for business development. We will hire hardware and software engineers to develop our prototype when we have raised the necessary capital required to complete the prototype and may outsource some of the work.

We do not expect the purchase or sale of any significant equipment other than individual components required to build our prototype FOD. We have had no material changes in financial condition or in our results of operation since the end of our fiscal year of April 30, 2008. We have not generated any revenue since inception.

Off Balance Sheet Arrangements.

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $1,200,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $15,000 over this same period. The officer and director, Mr. Vieira has indicated that he may be willing to provide the Company with necessary operating capital to maintain its reporting status the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.

Other than the above described circumstances the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Treasurer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Other than for this exception, the Company’s Chief Executive Officer and treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4T. CONTROLS AND PROCEDURES

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

As of July 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of July 31, 2008 and communicated the matters to our management.

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

31.1  Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2  Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1  Section 1350 Certification of Chief Executive Officer

32.2  Section 1350 Certification of Chief Financial Officer **

* Included in Exhibit 31.1
** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Secure Runway Systems Corp.

BY:	/s/ Hilary Vieira
Hilary Vieira President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and Director

Dated: September 15, 2008