Form 10-Q
period 2008-10-31
SECURE RUNWAY SYSTEMS CORP.
filed 2008-12-23
CIK 1378866

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October   31, 2008

or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

                        Commission File Number  000-52638

SECURE RUNWAY SYSTEMS CORP.

(Exact name of small business issuer as specified in its charter)

Nevada

   20-4412118

        (State of Incorporation or organization)        (IRS Employer Identification No.)

112 North Curry Street

Carson City, Nevada, 89703-4934

-------------------

(Address of principal executive offices)

(775) 321-8220

-----------------

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

       Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                     Yes |X] No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 8, 2008, the registrant had 31,050,000 shares of common stock, $0.001 par value, issued and outstanding.

                              Index

 Page

Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ………………………………..……………………….… 4

Balance Sheets as of October 31, 2008 (unaudited) and April 30, 2008(audited)........... 4

Statements of Operations for three months ended

October 31, 2008 and October 31, 2007; and cumulative from

inception (February 22, 2006) to October 31, 2008.......................................................... 5

Statements of Cash Flows for three months ended

October 31, 2008 and October 31, 2007; and cumulative from

inception (February 22, 2006) to October 31, 2008  ………………................................ 6

Note to Interim Financial Statements to October 31, 2008............................................... 7

Item 2. Management's Discussion and Analysis

or Plan of Operation……………………………………….............................................. 8

Item 3. Qualitative and Quantitative Disclosures About Market Risk ……….………… 10

Item 4. Controls and Procedures ........................................................................................10

Item 4T. Controls and Procedures ……………………………………………….……… 10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings…………………………………………………………..…….11

Item 1A. Risk Factors ……………………………………………………………..……...11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ……..…..…..……..12

Item 3. Defaults Upon Senior Securities ……………… …………………....…..………..12

Item 4. Submission of Matters to a Vote of Security Holders ……………….…..…….….12

Item 5. Other Information …………………………………………………….……...…....12

.

Item 6. Exhibits ……………………………………………………………....……..…......12

Item 1.  Financial Statements

SECURE RUNWAY SYSTEMS CORP.
(Formerly Photomatica Inc.) (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (UNAUDITED)

	October 31,	April 30,
	2008	2008
		(audited)

ASSETS

CURRENT
Cash	$ -	$ 354
Prepaid expenses	-	3,500

TOTAL ASSETS	$ -	$ 3,854

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT
Accounts payable and accrued charges	$ 39,172	$ 5,682
Due to related parties	53,916	25,190

TOTAL LIABILITIES	93,088	30,872

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
- 75,000,000 shares of common stock, par value $0.001
Issued and outstanding
- 31,050,000(April 30, 2008 – 50,000,000)	22,050	10,000
Additional paid in capital	60,950	12,000
Deficit accumulated during the development stage	(176,088)	(49,018)

Total Stockholders' Deficit	(93,088)	(27,018)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ 3,854

The accompanying notes are an integral part of these financial statements.

SECURE RUNWAY SYSTEMS CORP.
(Formerly Photomatica Inc.) (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(unaudited)
					Cumulative
					from February
					22, 2006
	THREE MONTHS ENDED		SIX MONTHS ENDED		(inception) to
	OCTOBER 31,		OCTOBER 31,		October 31,
	2008	2007	2008	2007	2008

EXPENSES
General and administrative	12,279	1,590	25,109	2,201	34,399
Professional fees	93,195	422	101,960	3,466	141,689

	105,474	2,012	127,069	5,667	176,088

NET LOSS	$ (105,474)	$ (2,012)	$ (127,069)	$ (5,667)	$ (176,088)

BASIC AND FULLY DILUTED
- NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND FULLY DILUTED	31,025,000	51,000,000	31,838,587	51,000,000

The accompanying notes are an integral part of these financial statements.

SECURE RUNWAY SYSTEMS CORP. (Formerly Photomatica Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(unaudited)

			Cumulative
			from February
			22, 2006
	SIX MONTHS ENDED		(inception) to
	OCTOBER 31,		October 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (127,069)	$ (5,667)	$ (176,088)
Common stock issued for services	61,000	-	61,000
Foreign exchange on related party advances	4,195		4,195
Changes in operating assets and liabilities
Prepaid expenses	3,500	(350)	-
Accounts payable and accrued liabilities	33,489	(6,523)	39,172

NET CASH USED IN OPERATING ACTIVITIES	(24,885)	(12,540)	(71,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	24,531	10,670	49,721
Proceeds from issuance of common stock	-		22,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,531	10,670	71,721

NET DECREASE IN CASH	(354)	(1,870)	-

CASH , - BEGINNING	354	3,344	-

CASH, - ENDING	$ -	$ 1,474	$ -

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SECURE RUNWAY SYSTEMS CORP.

(Formerly Photomatica Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

OCTOBER 31, 2008

(unaudited)

1. BASIS OF PRESENTATION

On June, 23, 2008, the Company authorized a 5-for-1 stock split of the outstanding common stock. On August 12, 2008, the Company changed its name from Photomatica, Inc. to Secure Runway Systems Corp. as it focuses on its new business plan of developing a secure runway system for use at airports.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information for companies reporting as development stage enterpriszes and with the instructions to Form 10-Q of the SEC. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2008 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.

2.

CAPITAL STOCK

(a)

On May 9, 2008, the former principal stockholder who owned 7,000,000 shares sold 3,200,000 shares to the President of the Company, and the remaining 3,800,000 shares of common stock were cancelled.

(b)

On June 23, 2008, the Company issued a 5 for 1 stock split.  As a result the Company’s issued and outstanding share capital increased from 6,200,000 to 31,000,000 shares of common stock with a par value of $0.001.

(c)

On September 16, 2008, the Company issued 50,000 common shares in exchange for legal services.  The fair value of the 50,000 common shares was $61,000.

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

The Company did not generate any revenue during the quarter ended October 31, 2008.

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

During the next twelve months we plan to continue to define our business plan, create a website and acquire technologies that will enable us to produce our working prototype.  We also intend to determine the staffing and technology resources we will require to maintain and grow our business as well as identify and hire ~~contacting~~ qualified engineers and personnel that will be able to design, develop and install our system in airports

Upon completion of our prototype, we will try and identify an airport to install our system and be a beta testing location, thus enabling us to certify the product  with Transport Canada. We will also initiate a  marketing campaign for the ~~product~~  which ~~will have~~  to be  ~~certified by Transport Canada and the National Transport Safety Board~~ ..  We expect to file for certifications within 300 days and we anticipate certification to take 10 to 14 months, the Company anticipates the cost of certification to be $25,000.

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

~~Management~~  has hired  Mr. Sean Turner at a salary of $5,000 per month to help with the development and implementation of our business plan.    Our officer and director will still be responsible for business development. We will hire hardware and software engineers to develop our prototype when we have raised the necessary capital required to complete the prototype.  Some of the work that his required to be done may be outsourced.

We do not expect the purchase or sale of any significant equipment other than individual components required to build our prototype FOD. We have had no material changes in financial condition or in our results of operation since the end of our fiscal year of April 30, 21008.  We have not generated any revenue since inception.

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

Six months ended October 31, 2008 versus six months ended October 31, 2007

Revenue

There has been no revenue earned to date for either the six months ended October 31, 2008 and the same period in 2007.

General and administrative expenses

For the six months ended October 31, 2008 general and administrative expenses were $25,109 as compared to $2,201 for the same period in 2007.  The large increase results from management salaries of $11,425 and promotion and travel of $7,200.  These items reflect the increased activity exhibited by the Company in order to develop its runway system as described elsewhere in this filing.

Professional fees

For the six months ended October 31, 2008 professional fees were $101,960 as compared to $3,466 for the same period in 2007.  Legal fees represented the bulk of the expense totalling $91,871 which was mainly for numerous filings that were necessary to be submitted to the Securities and Exchange Commission and general corporate reorganization.

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

As of October 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of October 31, 2008 and communicated the matters to our management.

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

 ----------------------

Hilary Vieira

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  December 22, 2008

Exhibit 31.1

CERTIFICATIONS

I, Hilary Vieira, certify that:

1. I have reviewed this quarterly report of Secure Runway Systems Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d – 15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

 b) Designed such internal controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrants disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and,

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Hilary Vieira

- -----------------------------------

Hilary Vieira

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Date:  December 22, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q for the six month period ending October 31, 2008 of Secure Runway Systems Corp., a Nevada corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Hilary Vieira, Chairman, President and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report fully complies with the requirements of Section 13(a) or15(d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

 /s/ Hilary Vieira

 ----------------------------------

 Hilary Vieira

 President, Secretary Treasurer, Principal Executive Officer,

 Principal Financial Officer and Director

Date: December 22, 2008